Form 10-K
period 1999-12-31
NEW CENTURY HOME EQ LOAN TRUST 99 NCD ASSET BAC PASS THR CER
filed 2000-03-31
CIK 1104179

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-K



                       Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 1999 _______________________ or

[   ] Transition Report Pursuant to Section 13 or 15d of the Securities
          Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-76805

        New Century Mortgage Securities, Inc.
(Exact name of registrant as specified in its charter)

        Delaware                   33-0852169
(State or other jurisdiction       (I.R.S. Employer
of incorporation or organization)   Identification No.)

18400 Von Karman
Irvine, California                                    92612

(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:(949) 863-7243

        Securities registered pursuant to Section 12(b) of the Act
              NONE
        Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes             X No *
          * The closing date for the transaction was December 21, 1999

                                        PART I

Item 2.  Properties
        Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
           There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
           There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were 2 (Two) participants in the DTC system holding positions in the Cede certificates.
        The following were Noteholders and Certificateholders of record as of the end of the reporting year.
        New Century Home Equity Loan Trust, Asset Backed Pass-Through Cert. Series 1999-NCD Class A-1 Cede & Co.











        There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
        The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers The address of Cede & Co. is:
        Cede & Co.
        c/o The Depository Trust Company
        Seven Hanover Square
        New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
        There has not been, and there is not currently proposed,any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) 1.  Not Applicable
              2.  Not Applicable
              3.  Exhibits
                   99.1  Annual Summary Statement
                   99.2  Annual Statement as to Compliance.
                   99.3  Annual Independent Public
                            Accountant's Servicing Report.

        (b)   Reports on Form 8-K

   The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated: December 17, 1999.



        (c)    See (a) 3 above

        (d)    Not Applicable



                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Century Home Equity Loan Trust, Asset Backed Pass-Through Certificates, Series 1999-NCD


        /s/  Eve Kaplan
             Vice President
             US Bank


Date    March 28, 2000


                       EXHIBIT INDEX

        Exhibit Number Description
                 99.1  Annual Summary Statement
                 99.2  Annual Statement of Compliance
                 99.3  Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

        New Century Home Equity Loan Trust, Asset Backed Pass-Through Certificates, Series 1999-NCD
              Summary of Aggregate Amounts or End of Year Amounts

        Pool Balance                   218155543.44
        Principal      Collections       1837180.51
        Realized Loss                          0.00
        Interest       Collections       1800708.03
        Servicer       Fees                    0.00
        Trustee        Fees                    0.00


        Delinquency Percentage                 0.00


        Delinquency Report    Number     Stated Principal Bal
        30-59 days             0.00            0.00
        60-89 days             0.00            0.00
        90+ days               0.00            0.00
        Foreclosures           0.00            0.00
        Bankruptcies           0.00            0.00
        REO Properties         0.00            0.00


        Certificate    Balance     Interest        Principal


        Class A-1      217580000.00            0.00    0.00


       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
        To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
        To be supplied upon receipt by the Trustee